Form 10-K
period 2003-12-31
LONG BEACH ACCEPTANCE CORP
filed 2004-03-31
CIK 1164064

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM -10K




(MARK ONE)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

                        Commission file number 333-75958

               LONG BEACH ACCEPTANCE AUTO RECEIVABLES TRUST 2002-A
               ---------------------------------------------------
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

DOCUMENTS INCORPORATED BY REFERENCE:  See Index to Exhibits

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

Not Applicable

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not Applicable

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Not Applicable

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Th following is a list of documents filed as part of this Annual Report on Form 10-K:

EXHIBITS  99.1, 99-2, 99-3, 99-4 and 99-5

(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report.

Monthly Remittance Statement to the Certificateholders dated as of November 17, 2003 and filed with the Securities and Exchange Commission on Form 8-K on November 18, 2003

Monthly Remittance Statement to the Certificateholders dated as of December 15, 2003 and filed with the Securities and Exchange Commission on Form 8-K on December 15, 2003

Monthly Remittance Statement to the Certificateholders dated as of January 15, 2004 and filed with the Securities and Exchange Commission on Form 8-K on January 15, 2004

                                   SIGNATURES

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


LONG BEACH ACCEPTANCE AUTO RECEIVABLES TRUST 2002-A


By:  Long Beach Acceptance Corp., as Servicer

/s/ Michael J. Pankey
---------------------------------------
         Michael J. Pankey
         Senior Vice President and
         Chief Financial Officer

Dated:  March 30, 2004


EXHIBIT INDEX


99-1     Officer's Certification of Disclosure

99-2     Officer's Certificate

99-3     Report of Independent Accountants

99-4 Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

99-5     APPENDIX 1 Minimum Servicing Standards